Form 10-K
period 2007-12-31
Triad Automobile Receivables Trust 2007-A
filed 2008-03-31
CIK 1400127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period form to .
Commission file number of issuing entity: 333-132215-03
Commission file number of depositor: 333-132215
Triad Automobile Receivables Trust 2007-A
(Exact name of issuing entity as specified in its charter)
Triad Financial Special Purpose LLC
(Exact name of depositor as specified in its charter)
Triad Financial Corporation
(Exact name of sponsor as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	30-6136421 (I.R.S. Employer Identification No.)
c/o Triad Financial Special Purpose LLC
7711 Center Avenue
Huntington Beach, California
92647
(Address of principal executive offices)
(Zip Code)
(714) 373-8300
(Registrant’s telephone number, including area code)
Securities registered or to be registered pursuant to Section 12(b) of the Act: None
Securities required to be registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Acts     ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐     Not applicable to this registrant.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
     ☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer                    ☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☑ No
Registrant does not have any voting stock.
Documents incorporated by reference. None

Part I
Item 1B. Unresolved Staff Comments
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
Part II
Item 9B. Other Information
Part III
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
Part IV
Item 15. Exhibits, Financial Statement Schedules
Signature
Index of Exhibits
EXHIBIT 31.1
EXHIBIT 33.1
EXHIBIT 33.2
EXHIBIT 34.1
EXHIBIT 34.2
EXHIBIT 35.1

Part I
The following items have been omitted in accordance with General Instructions J to Form 10-K.
(A)	Item 1, Business

(B)	Item 1A, Risk Factor

(C)	Item 2, Properties

(D)	Item 3, Legal Proceedings

(E)	Item 4, Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments
     Not Applicable.
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
     Not Applicable. No single obligor represents 10% or more of the pool assets of Triad Automobile Receivables Trust 2007-A (the “Issuing Entity”).
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).
     The consolidated financial statements of Financial Security Assurance Inc. and its subsidiaries (“FSA” or “the Insurer”) are incorporated herein by reference from Exhibit 99.1 of the Year End Report on Form 10-K filed by Financial Security Assurance Holdings Ltd. on March 20, 2008 (File No. 001-12644; CIK No. 913357). You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date. You should not assume that information concerning FSA is accurate as of any date other than the date that such Form 10-K was filed with the SEC.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
     Based on a reasonable good faith estimate of maximum probable exposure, the significance percentage of each interest rate swap transaction entered into by the Issuing Entity (individually and in the aggregate) is less than 10% and, therefore, no information is required in response to this item.
Item 1117 of Regulation AB. Legal Proceedings.
     There are no current legal or governmental proceedings pending against the Issuing Entity, Triad Financial Special Purpose LLC (the “Depositor”), or Triad Financial Corporation (“Triad” or the “Servicer”), or to Triad’s knowledge, Wilmington Trust Company (the “Owner Trustee”), or Citibank, N.A. (the “Indenture Trustee”) that, if determined adversely to such party, would be expected to have a material adverse effect on the performance of the notes issued by the Issuing Entity.
Part II
The following items have been omitted in accordance with General Instructions J to Form 10-K.
(A)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6, Selected Financial Data

(C)	Item 7, Management’s Discussion and Analysis of Financial Condition and Result of Operation

(D)	Item 7A, Quantitative and Qualitative Disclosure about Market Risk

(E)	Item 8, Financial Statements and Supplementary Data

(F)	Item 9, Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A, Controls and Procedures

(H)	Item 9A(T), Controls and Procedures
Item 9B. Other Information
     None.

Part III
The following items have been omitted in accordance with General Instructions J to Form 10-K.
(A)	Item 10, Directors, Executive Officers and Corporate Governance

(B)	Item 11, Executive Compensation

(C)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13, Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14, Principal Accounting Fees and Services
Substitute information provided in accordance with General Instruction J to Form 10-K:
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
     Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119. The information has previously been reported in a prospectus supplement, dated May 22, 2007, to prospectus, dated May 21, 2007, filed by the Issuing Entity, pursuant to Rule 424(b)(5) of the Securities Act of 1933, on May 24, 2007.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
     Each of Triad and the Indenture Trustee (each, a “Servicing Participant”) has been identified as a party participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity during the reporting period. Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Issuing Entity’s year ended December 31, 2007, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
     During the Reporting Period, Triad identified certain cash clearing bank accounts included reconciling items that were outstanding for more than ninety days after their original date of identification. Each of the January and March 2007 bank account reconciliations had a single item outstanding more than ninety days. Both of these reconciling items were cleared in April 2007. Triad has enhanced its reconciliation process by expanding the reconciliation checklist to better identify and monitor outstanding reconciling items.
     During the Reporting Period, Triad identified certain investor reports of certain trusts with respect to which Triad is the servicer were presented with inaccurate amounts. The investor report of Triad Automobile Receivables Trust 2006-C for May 2007 and the investor report of Triad Automobile Receivables Trust 2007-B for December 2007 contained certain financial and statistical inaccuracies. These inaccuracies, however, did not impact the monthly distributions to investors and were corrected in subsequent monthly reports. Triad has expanded its review process relating to the preparation of the monthly trust statements to include increased review procedures and sign-off requirements.
Item 1123 of Regulation AB. Servicer Compliance Statement.
     Triad has been identified as the servicer during the Reporting Period with respect to the pool assets held by the Issuing Entity. Triad has provided a statement of compliance with the applicable servicing activities (the “Compliance Statement”), signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.
Part IV
Item 15. Exhibits, Financial Statement Schedules
The exhibits listed below are either included or incorporated by reference as indicated:
Exhibit 3.1- Certificate of Formation of the Depositor (incorporated by reference to Exhibit 3.1 to Triad Financial Special Purpose LLC’s Registration Statement on Form S-3 filed on June 17, 2005 (File No. 333-125925)).
Exhibit 3.2- Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Depositor’s Registration Statement on Form S-3 filed on June 17, 2005 (File No. 333-125925)).
Exhibit 4.1- Indenture, dated as of May 30, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).
Exhibit 4.2- Trust Agreement, dated as of May 30, 2007, among Triad, the Depositor and Wilmington Trust Company, as the Owner Trustee (incorporated by reference to Exhibit 4.2 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).
Exhibit 4.3- Sale and Servicing Agreement, dated as of May 30, 2007, among the Depositor, Triad, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).
Exhibit 4.4- Note Guaranty Insurance Policy, dated as of May 30, 2007 and delivered by the Insurer (incorporated by reference to Exhibit 4.4 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).
Exhibit 10.1- Purchase Agreement, dated as of May 30, 2007, between Triad and the Depositor (incorporated by reference to Exhibit 10.1 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

Exhibit 10.2- Insurance and Indemnity Agreement, dated as of May 30, 2007, among the Insurer, the Issuing Entity, Triad, the Depositor and the Indenture Trustee (incorporated by reference to Exhibit 10.2 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).
Exhibit 31.1- Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*
Exhibit 33.1-Management Assessment of Compliance with Applicable Servicing Criteria, dated March 31, 2008, of Triad.*
Exhibit 33.2- Management Assessment of Compliance with Applicable Servicing Criteria, dated February 29, 2008, of the Indenture Trustee.*
Exhibit 34.1- Report of Registered Public Accounting Firm, dated March 31, 2008, of PricewaterhouseCoopers LLP, relating to Exhibit 33.1.*
Exhibit 34.2- Report of Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.2.*
Exhibit 35.1- Servicer Compliance Statement, dated March 31, 2008, of Triad.*
Exhibit 99.1- Consolidated financial statements of the Insurer (incorporated by reference from Exhibit 99.1 of the Year End Report on Form 10-K filed by Financial Security Assurance Holdings Ltd. on March 20, 2008 (File No. 001-12644; CIK No. 913357)).
Exhibit 99.2- ISDA Master Agreement and Schedule to the ISDA Master Agreement between the Issuing Entity and Goldman Sachs Capital Markets, L.P. as swap counterparty (the “Swap Counterparty”), dated as of May 30, 2007, (incorporated by reference to Exhibit 99.1 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).
Exhibit 99.3- Confirmation of Primary Swap Relating to the Class A-4 Notes between the Issuing Entity and the Swap Counterparty, dated as of May 30, 2007, (incorporated by reference to Exhibit 99.2 on the Issuing entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

*	Filed herewith.

Signature
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triad Financial Special Purpose LLC
Depositor of the Issuing Entity

/s/ Mike L. Wilhelms
Name:	Mike L. Wilhelms
Title:	Chief Financial Officer
(Senior officer in charge of securitization of the Depositor)

Date: March 31, 2008

Index of Exhibits

Exhibit No.	Description
3.1	Certificate of Formation of the Depositor (incorporated by reference to Exhibit 3.1 to Triad Financial Special Purpose LLC’s Registration Statement on Form S-3 filed on June 17, 2005 (File No. 333-125925))

3.2	Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Depositor’s Registration Statement on Form S-3 filed on June 17, 2005 (File No. 333-125925)).

4.1	Indenture, dated as of May 30, 2007, between the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.1 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

4.2	Trust Agreement, dated as of May 30, 2007, among Triad, the Depositor and Wilmington Trust Company, as the Owner Trustee (incorporated by reference to Exhibit 4.2 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

4.3	Sale and Servicing Agreement, dated as of May 30, 2007, among the Depositor, Triad, the Issuing Entity and the Indenture Trustee (incorporated by reference to Exhibit 4.3 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

4.4	Note Guaranty Insurance Policy, dated as of May 30, 2007 and delivered by the Insurer (incorporated by reference to Exhibit 4.4 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

10.1	Purchase Agreement, dated as of May 30, 2007, between Triad and the Depositor (incorporated by reference to Exhibit 10.1 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

10.2	Insurance and Indemnity Agreement, dated as of May 30, 2007, among the Insurer, the Issuing Entity, Triad, the Depositor and the Indenture Trustee (incorporated by reference to Exhibit 10.2 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

33.1	Management Assessment of Compliance with Applicable Servicing Criteria, dated March 31, 2008, of Triad.*

33.2	Management Assessment of Compliance with Applicable Servicing Criteria, dated February 29, 2008, of the Indenture Trustee.*

34.1	Report of Registered Public Accounting Firm, dated March 31, 2008, of PricewaterhouseCoopers LLP, relating to Exhibit 33.1.*

34.2	Report of Registered Public Accounting Firm, dated February 29, 2008, of KPMG LLP, relating to Exhibit 33.2.*

35.1	Servicer Compliance Statement, dated March 31, 2008, of Triad.*

99.1	Consolidated financial statements of the Insurer (incorporated by reference from Exhibit 99.1 of the Year End Report on Form 10-K filed by Financial Security Assurance Holdings Ltd. on March 20, 2008 (File No. 001-12644; CIK No. 913357)).

99.2	ISDA Master Agreement and Schedule to the ISDA Master Agreement between the Issuing Entity and Goldman Sachs Capital Markets, L.P. as swap counterparty (the “Swap Counterparty”), dated as of May 30, 2007, (incorporated by reference to Exhibit 99.1 on the Issuing Entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

99.3	Confirmation of Primary Swap Relating to the Class A-4 Notes between the Issuing Entity and the Swap Counterparty, dated as of May 30, 2007, (incorporated by reference to Exhibit 99.2 on the Issuing entity’s Form 8-K filed on June 5, 2007 (File No. 333-132215-03)).

*	Filed herewith.